Form 10-Q
period 2026-03-31
Helix Acquisition Corp. III
filed 2026-05-15
CIK 2099656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43069

HELIX ACQUISITION CORP. III

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1895727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cormorant Asset Management, LP 200 Clarendon Street, 52nd Floor Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

(857) 702-0370

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary share, par value $0.0001 per share	HLXC	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 15, 2026, there were 17,747,500 of the registrant’s Class A ordinary shares, $0.0001 par value and 4,312,500 of the registrant’s Class B ordinary shares, $0.0001 par value, issued and outstanding.

HELIX ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HELIX ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

MARCH 31, 2026

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$2,367,866	$25,000
Due from related parties	3,913
Prepaid expenses	78,864	29,341
Short-term prepaid insurance	122,500	—
Total current assets	2,573,143	54,341
Deferred offering costs	—	252,996
Long-term prepaid insurance	98,790	—
Investments held in Trust Account	173,568,126	—
TOTAL ASSETS	$176,240,059	$307,337
Liabilities and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$167,625	$206,034
Accounts payable and accrued expenses	112,996	7,166
Promissory note – related party	—	120,619
Total current liabilities	280,621	333,819
Deferred underwriting fee payable	5,175,000	—
Total Liabilities	5,455,621	333,819

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 17,250,000 shares and 0 shares at redemption value of $10.06 and $0 per share at March 31, 2026 and December 31, 2025, respectively	173,568,126	—

Shareholders’ Deficit:

Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 497,500 and 0 shares issued and outstanding (excluding 17,250,000 and 0 shares subject to possible redemption) at March 31, 2026 and December 31, 2025, respectively	50	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding at March 31, 2026 and December 31, 2025 (1)	431	431
Additional paid-in capital	—	24,569
Accumulated deficit	(2,784,169)	(51,482)
Total Shareholders’ Deficit	(2,783,688)	(26,482)
Total Liabilities and Shareholders’ Deficit	$176,240,059	$307,337

(1)	Includes an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture by the holders depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On January 26, 2026, the Company consummated its Initial Public Offering and sold 17,250,000 Class A ordinary shares, including 2,250,000 Class A ordinary shares sold pursuant to the exercise of the underwriters’ option in full to purchase additional shares to cover the over-allotment; hence, the 562,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HELIX ACQUISITION CORP. III

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative expenses	$227,153
Loss from operations	(227,153)

Other income:
Interest earned on investment securities held in Trust Account	1,068,126
Net income	$840,973

Basic and diluted weighted average shares outstanding, Class A ordinary shares	12,266,667
Basic and diluted net income per share, Class A ordinary shares	$0.05

Basic weighted average shares outstanding, Class B ordinary shares (1)	4,150,000
Basic net income per share, Class B ordinary shares	$0.05

Diluted weighted average shares outstanding, Class B ordinary shares (1)	4,312,500
Diluted net income per share, Class B ordinary shares	$0.05

(1)	Includes an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture by the holders depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On January 26, 2026, the Company consummated its Initial Public Offering and sold 17,250,000 Class A ordinary shares, including 2,250,000 Class A ordinary shares sold pursuant to the exercise of the underwriters’ option in full to purchase additional shares to cover the over-allotment; hence, the 562,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

HELIX ACQUISITION CORP. III

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

 FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	4,312,500	$431	$24,569	$(51,482)	$(26,482)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(4,982,559)	(3,573,660)	(8,556,219)

Sale of 497,500 Private Placement Shares	497,500	50			4,974,950		4,975,000

Allocated value of transaction costs to Class A shares					(16,960)		(16,960)

Net income	—	—	—	—	—	840,973	840,973

Balance – March 31, 2026	497,500	$50	4,312,500	$431	$—	$(2,784,169)	$(2,783,688)

(1)	As of December 31, 2025, an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture by the holders depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On January 26, 2026, the Company consummated its Initial Public Offering and sold 17,250,000 Class A ordinary shares, including 2,250,000 Class A ordinary shares sold pursuant to the exercise of the underwriters’ option in full to purchase additional shares to cover the over-allotment; hence, the 562,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

HELIX ACQUISITION CORP. III

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities
Net income	$840,973
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment securities held in Trust Account	(1,068,126)
Changes in operating assets and liabilities:
Prepaid expenses	(67,874)
Short-term prepaid insurance	(122,500)
Long-term prepaid insurance	(98,790)
Accounts payable and accrued expenses	104,053
Due from related parties	(3,913)
Net cash used in operating activities	(416,177)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities
Proceeds from sale of Public Shares, net of underwriting discounts paid	170,775,000
Proceeds from sale of Private Placement Shares	4,975,000
Repayment of promissory note - related party	(128,912)
Payment of offering costs	(362,045)
Net cash provided by financing activities	175,259,043

Net Change in Cash	2,342,866
Cash – Beginning of period	25,000
Cash – End of period	$2,367,866

Noncash investing and financing activities:
Offered costs included in accrued offering costs	$325,413
Offered costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offered costs paid by related party	$8,293
Deferred underwriting fee payable	$5,175,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from September 10, 2025 (inception) through March 31, 2026 relates to the Company’s formation, the Initial Public Offering which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 497,500 private placement shares (each, “Private Placement Share”, and collectively, the “Private Placement Shares”) to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds of $4,975,000.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The rules of The Nasdaq Stock Market LLC (“Nasdaq”) require that the Company must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company anticipates structuring the initial Business Combination so that the post transaction company in which the holders of the Public Shares (the “Public Shareholders”) own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. The Company may, however, structure the initial Business Combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but the Company will only complete such Business Combination if the post transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares in connection with the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (less taxes paid or payable (other than excise or similar taxes) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, subject to certain limitations as described in the Company’s prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The Public Shares are to be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to March 31, 2026 had been satisfied through the loan under an unsecured promissory note (the “Note”) from the Sponsor of up to $300,000 (see Note 5). The Note was fully paid on January 27, 2026. Borrowings under the Note are no longer available. As of March 31, 2026, the Company had $2,367,866 in cash and a working capital of $2,292,522.

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

In connection with the Company’s assessment of going concern in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern”, the Company does not believe it will need to raise additional funds in order to meet the expenditures required to operate its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Shares, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,367,866 and $25,000 in cash, respectively, and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounted to $173,568,126 and $0, respectively. As of March 31, 2026, $62,491 of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. treasury securities and $173,505,635 of the assets held in the Trust Account were held in U.S. Treasury Securities. Investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited condensed statement of operations. The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. On January 26, 2026, upon completion of the Initial Public Offering, offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to Private Placement Shares were charged to shareholders’ deficit.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date.

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with FASB ASC 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Public Shares issuance costs	(7,488,093)
Plus:
Accretion of carrying value to redemption value	8,556,219
Class A ordinary shares subject to possible redemption, March 31, 2026	$173,568,126

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of the over-allotment Option. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended March 31, 2026
	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$628,832	$212,591
Denominator:
Basic weighted average ordinary shares outstanding	12,266,667	4,150,000
Basic net income per ordinary share	$0.05	$0.05

Diluted net income per ordinary share:
Numerator:
Allocation of net income	$622,223	$218,750
Denominator:
Basic weighted average ordinary shares outstanding	12,266,667	4,312,500
Diluted net income per ordinary share	$0.05	$0.05

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on September 10, 2025, the date of its inception.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On November 12, 2025, Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 4,312,500 Class B ordinary shares (the “founder shares”). On December 1, 2025, the Sponsor issued an irrevocable notice of surrender of 718,750 Class B ordinary shares to the Company for no consideration. In January 2026, through a share capitalization, the total ordinary shares increased by 718,750 Class B ordinary shares, for which the Sponsor now holds 4,312,500 Class B ordinary shares. All share and per share data have been retrospectively presented. On December 4, 2025, the Sponsor transferred an aggregate of 60,000 founder shares to the two independent directors of the Company (30,000 each), at their original purchase price per share, in exchange for their services as director through the Company’s initial Business Combination. The founder shares shall return to the Sponsor if the director is no longer serving the Company on or prior to the initial Business Combination.

The transfer of founder shares to the two independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 60,000 founder shares transferred to the two directors on December 4, 2025 was estimated to be de minimis and in line with the original purchase price per share, resulting in the Sponsor holding a total of 3,533,750 founder shares. On January 22, 2026, the Company effected a share capitalization with respect to the Class B ordinary shares resulting in the issue and allotment of 718,750 Class B ordinary shares to the Sponsor, resulting in the Sponsor holding a total of 4,252,500 founder shares, with up to 562,500 founder shares subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. The founder shares included an aggregate of up to 562,500 shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of founder shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares). On January 23, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 562,500 founder shares are no longer subject to forfeiture.

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

Administrative Support Agreement

The Company entered into an agreement, commencing January 23, 2026, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $6,458 per month for office space, utilities and secretarial, and administrative support services. For the three months ended March 31, 2026, the Company incurred $14,999 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Promissory Note

On December 5, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a Note. This loan is non-interest bearing and payable on the earlier of June 30, 2026, or the date on which the Company consummates the Initial Public Offering. On January 26, 2026, the Company had borrowed a total of $128,912 under the Note which was fully paid on January 27, 2026. Borrowings under the Note are no longer available.

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of March 31, 2026, the Company had no outstanding borrowings under the Working Capital Loans.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional Public Shares to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters elected to fully exercise their over-allotment option to purchase an additional 2,250,000 Public Shares at a price of $10.00 per Public Share, with settlement occurring on January 26, 2026, simultaneously with the closing of the Initial Public Offering.

The underwriters were entitled to a cash underwriting discount of $1,725,000 (1% of the gross proceeds of the Public Shares sold in the Initial Public Offering). Additionally, the underwriters were entitled to a deferred underwriting discount of 3.00% of the gross proceeds of the Initial Public Offering held in the Trust Account, $5,175,000 in the aggregate upon the completion of the Company’s Initial Business Combination subject to the terms of the underwriting agreement. At the Company’s sole and absolute discretion, up to $500,000 of this amount may be paid to third parties not participating in the Initial Public Offering that assist the Company in consummating its initial Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were 497,500 and 0 Class A ordinary shares issued and outstanding, excluding 17,250,000 and 0 shares subject to possible redemption, respectively.

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were 4,312,500 Class B ordinary shares issued and outstanding.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2026, assets held in the Trust Account were comprised of $173,505,635 in U.S. Treasury securities and $62,491 in money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2026, the Company did not withdraw interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at March 31, 2026 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
March 31, 2026	U.S. Treasury Securities (Matures on 06/16/2026)	1	$173,505,635	$(34,115)	$173,471,520

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Assets:	Level	March 31, 2026	December 31, 2025
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$62,491	$—

NOTE 9 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the accompanying unaudited condensed statement of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Investments held in Trust Account	$173,568,126	$—
Cash	$2,367,866	$25,000

For the Three Months Ended March 31, 2026
General and administrative expenses	$227,153
Interest earned on investment securities held in Trust Account	$1,068,126

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM will review the interest that will be earned and accrued on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an Initial Public Offering and eventually a Business Combination within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Helix Acquisition Corp. III. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Helix Holdings III LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on September 10, 2025 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Shares, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 10, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the closing of the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest and/or dividend income on cash and securities held in the trust account. We expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $840,973, which consisted of $227,153 general and administrative expense and $1,068,126 interest earned on investments held in the trust account.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of March 31, 2026, we had $2,367,866 in cash and working capital of $2,292,522.

On January 26, 2026, the Company consummated the Initial Public Offering of 17,250,000 Class A Ordinary Shares, which includes the full exercise by the underwriters of their over-allotment option of 2,250,000 Class A Ordinary Shares, at $10.00 per Public Share, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 497,500 Private Placement Shares, to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds of $4,975,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Shares, we incurred transaction costs totaling to $7,505,053, consisting of $1,725,000 of cash underwriting fees, $5,175,000 of deferred underwriting fees, and $605,053 of other offering costs.

For the three months ended March 31, 2026, cash used in operating activities was $416,177. Net income of $840,973 was affected by interest earned on investments held in the Trust Account of $1,068,126. Changes in operating assets and liabilities used $189,024 of cash for operating activities.

As of March 31, 2026, we had investments held in the Trust Account of $173,568,126 (including $1,068,126 of interest income). We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $2,367,866. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor a total of $6,458 per month for office space, utilities and secretarial, and administrative support services.

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,250,000 public shares to cover over-allotments, if any. The underwriters elected to fully exercise their over-allotment option to purchase an additional 2,250,000 public shares at a price of $10.00 per public share, with settlement occurring on January 26, 2026, simultaneously with the closing of the Initial Public Offering.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 26, 2026, the Company consummated the Initial Public Offering of 17,250,000 Class A Ordinary Shares, which includes the full exercise by the underwriters of their over-allotment option of 2,250,000 Class A Ordinary Shares, at $10.00 per Public Share, generating gross proceeds of $172,500,000. The securities sold in the initial public offering were registered under the Securities Act on registration statement on Form S-1 (File No. 333-291993). The SEC declared the registration statement effective on January 22, 2026.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 497,500 Private Placement Share, to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds of $4,975,000.

Of the gross proceeds received from the initial public offering and the proceeds of the sale of the Private Placement Shares, an aggregate of $172,500,000 was placed in the trust account.

We paid total transaction costs of $7,505,053, consisting of $1,725,000 of cash underwriting fee, $5,175,000 of deferred underwriting fee, and $605,053 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
1.1†	Underwriting Agreement, dated January 22, 2026, between the Company, Leerink Partners LLC and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-43069), filed with the Securities and Exchange Commission on January 27, 2026)
3.1	Amended and Restated Memorandum and Articles of Association. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-43069), filed with the Securities and Exchange Commission on January 27, 2026)
10.1	Letter Agreement, dated January 22, 2026, among the Company, Helix Holdings III LLC and each of the officers and directors of the Company. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-43069), filed with the Securities and Exchange Commission on January 27, 2026)
10.2†	Investment Management Trust Agreement, dated January 22, 2026, between the Company and Continental Stock Transfer & Trust Company, as trustee. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-43069), filed with the Securities and Exchange Commission on January 27, 2026)
10.3	Registration Rights Agreement, dated January 22, 2026, among the Company, Helix Holdings III LLC and the Holders signatory thereto. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-43069), filed with the Securities and Exchange Commission on January 27, 2026)
10.4	Private Placement Shares Purchase Agreement, dated January 22, 2026, between the Company and Helix Holdings III LLC. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-43069), filed with the Securities and Exchange Commission on January 27, 2026)
10.5	Administrative Services and Indemnification Agreement, dated January 22, 2026, between the Company and Helix Holdings III LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-43069), filed with the Securities and Exchange Commission on January 27, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX ACQUISITION CORP. III

Date: May 15, 2026	By:	/s/ Bihua Chen
	Name:	Bihua Chen
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Caleb Tripp
	Name:	Caleb Tripp
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)