Form 10-Q
period 2026-06-30
Helix Acquisition Corp. III
filed 2026-08-14
CIK 2099656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43069

HELIX ACQUISITION CORP. III

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1895727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C/O Cormorant Asset Management, LP 200 Clarendon Street, 50th Floor Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

(857) 702-0370

(Registrant’s telephone number, including area code)

C/O Cormorant Asset Management, LP

200 Clarendon Street, 52nd Floor Boston, MA

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 14, 2026, there were 17,747,500 of the registrant’s Class A ordinary shares, $0.0001 par value and 4,312,500 of the registrant’s Class B ordinary shares, $0.0001 par value, issued and outstanding.

HELIX ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HELIX ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$2,183,741	$25,000
Due from related parties	3,913	—
Prepaid expenses	52,202	29,341
Short-term prepaid insurance	122,500	—
Total current assets	2,362,356	54,341
Deferred offering costs	—	252,996
Long-term prepaid insurance	68,165	—
Investments held in Trust Account	175,054,966	—
TOTAL ASSETS	$177,485,487	$307,337
Liabilities and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$76,777	$206,034
Accounts payable and accrued expenses	115,224	7,166
Promissory note – related party	—	120,619
Total current liabilities	192,001	333,819
Deferred underwriting fee payable	5,175,000	—
Total Liabilities	5,367,001	333,819

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 17,250,000 shares and 0 shares at redemption value of $10.15 and $0 per share at June 30, 2026 and December 31, 2025, respectively	175,054,966	—

Shareholders’ Deficit:

Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 497,500 and 0 shares issued and outstanding (excluding 17,250,000 and 0 shares subject to possible redemption) at June 30, 2026 and December 31, 2025, respectively	50	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding at June 30, 2026 and December 31, 2025 (1)	431	431
Additional paid-in capital	—	24,569
Accumulated deficit	(2,936,961)	(51,482)
Total Shareholders’ Deficit	(2,936,480)	(26,482)
Total Liabilities and Shareholders’ Deficit	$177,485,487	$307,337

(1)	Includes an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture by the holders depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On January 26, 2026, the Company consummated its Initial Public Offering and sold 17,250,000 Class A ordinary shares, including 2,250,000 Class A ordinary shares sold pursuant to the exercise of the underwriters’ option in full to purchase additional shares to cover the over-allotment; hence, the 562,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

HELIX ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$152,792	$379,945
Loss from operations	(152,792)	(379,945)

Other income:
Interest earned on investment securities held in Trust Account	1,486,840	2,554,966
Net income	$1,334,048	$2,175,021

Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,747,500	15,198,135
Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.11

Basic weighted average shares outstanding, Class B ordinary shares (1)	4,312,500	4,231,699
Basic net income per share, Class B ordinary shares	$0.06	0.11

Diluted weighted average shares outstanding, Class B ordinary shares (1)	4,312,500	4,312,500
Diluted net income per share, Class B ordinary shares	$0.06	0.11

(1)	Includes an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture by the holders depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On January 26, 2026, the Company consummated its Initial Public Offering and sold 17,250,000 Class A ordinary shares, including 2,250,000 Class A ordinary shares sold pursuant to the exercise of the underwriters’ option in full to purchase additional shares to cover the over-allotment; hence, the 562,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

HELIX ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	4,312,500	$431	$24,569	$(51,482)	$(26,482)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(4,982,559)	(3,573,660)	(8,556,219)

Sale of 497,500 Private Placement Shares	497,500	50	—	—	4,974,950	—	4,975,000

Allocated value of transaction costs to Class A shares	—	—	—	—	(16,960)	—	(16,960)

Net income	—	—	—	—	—	840,973	840,973
Balance – March 31, 2026 (unaudited)	497,500	50	4,312,500	431	—	(2,784,169)	(2,783,688)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,486,840)	(1,486,840)

Net income	—	—	—	—	—	1,334,048	1,334,048
Balance – June 30, 2026 (unaudited)	497,500	$50	4,312,500	$431	$—	$(2,936,961)	$(2,936,480)

(1)	As of December 31, 2025, an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture by the holders depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On January 26, 2026, the Company consummated its Initial Public Offering and sold 17,250,000 Class A ordinary shares, including 2,250,000 Class A ordinary shares sold pursuant to the exercise of the underwriters’ option in full to purchase additional shares to cover the over-allotment; hence, the 562,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

HELIX ACQUISITION CORP. III

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities
Net income	$2,175,021
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment securities held in Trust Account	(2,554,966)
Changes in operating assets and liabilities:
Prepaid expenses	(41,212)
Short-term prepaid insurance	(122,500)
Long-term prepaid insurance	(68,165)
Accounts payable and accrued expenses	108,058
Due from related parties	(3,913)
Net cash used in operating activities	(507,677)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities
Proceeds from sale of Public Shares, net of underwriting discounts paid	170,775,000
Proceeds from sale of Private Placement Shares	4,975,000
Repayment of promissory note – related party	(128,912)
Payment of offering costs	(454,670)
Net cash provided by financing activities	175,166,418

Net Change in Cash	2,158,741
Cash – Beginning of period	25,000
Cash – End of period	$2,183,741

Noncash investing and financing activities:
Offered costs included in accrued offering costs	$325,413
Offered costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offered costs paid by related party	$8,293
Deferred underwriting fee payable	$5,175,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from September 10, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the Initial Public Offering which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 497,500 private placement shares (each, “Private Placement Share,” and collectively, the “Private Placement Shares”) to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds of $4,975,000.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share, or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, less taxes paid or payable (other than excise or similar taxes) and up to $100,000 of interest to pay dissolution expenses, provided that this liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2025 filed with the SEC on March 31, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2026 had been satisfied through the loan under an unsecured promissory note (the “Note”) from the Sponsor of up to $300,000 (see Note 5). The Note was fully paid on January 27, 2026. Borrowings under the Note are no longer available. As of June 30, 2026, the Company had $2,183,741 in cash and a working capital of $2,170,355.

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

In connection with the Company’s assessment of going concern in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required to operate its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Shares, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,183,741 and $25,000 in cash, respectively, and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounted to $175,054,966 and $0, respectively. As of June 30, 2026, $165,458 of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. treasury securities and $174,889,508 of the assets held in the Trust Account were held in U.S. Treasury Securities. Investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited condensed statements of operations. The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date.

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Public Shares issuance costs	(7,488,093)
Plus:
Accretion of carrying value to redemption value	8,556,219
Class A ordinary shares subject to possible redemption, March 31, 2026	$173,568,126
Plus:
Accretion of carrying value to redemption value	1,486,840
Class A ordinary shares subject to possible redemption, June 30, 2026	$175,054,966

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

During the review of the Company’s financial statements for the quarter ended June 30, 2026, management has identified an error in the calculation of Class A basic and diluted net income per ordinary share for the quarter ended March 31, 2026. Specifically, the 497,500 private placement shares sold simultaneously with the closing of the Initial Public Offering was excluded from the calculation of Class A basic and diluted weighted-average shares outstanding calculation as of the beginning of the reporting period.

Management has evaluated the impact of the misstatement related to the calculation of basic and diluted net income per ordinary share for the quarter ended March 31, 2026. Based on management’s quantitative and qualitative analyses, the misstatement was not material to the Company’s previously issued financial statements for the quarter ended March 31, 2026, individually or in the aggregate. The misstatement affected only basic and diluted weighted-average shares outstanding and basic and diluted earnings per share attributable to Class A ordinary shares.

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Accordingly, management concluded that the previously issued financial statements for the quarter ended March 31, 2026 was not materially misstated and that an amendment or restatement of the Company's previously filed Form 10-Q is not required. The Company has corrected the misstatement in this Quarterly Report on Form 10-Q by including the 497,500 private placement shares in the calculation of Class A basic and diluted weighted-average shares outstanding and the related net income per ordinary share information presented herein.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026		2026
	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$1,073,256	$260,792	$1,701,315	$473,706
Denominator:
Basic weighted average ordinary shares outstanding	17,747,500	4,312,500	15,198,135	4,231,699
Basic net income per ordinary share	$0.06	$0.06	$0.11	$0.11

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026		2026
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,073,256	$260,792	$1,694,269	$480,752
Denominator:
Diluted weighted average ordinary shares outstanding	17,747,500	4,312,500	15,198,135	4,312,500
Diluted net income per ordinary share	$0.06	$0.06	$0.11	$0.11

Recent Accounting Standards

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

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On November 12, 2025, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 4,312,500 Class B ordinary shares (the “founder shares”). On December 1, 2025, the Sponsor issued an irrevocable notice of surrender of 718,750 Class B ordinary shares to the Company for no consideration. In January 2026, through a share capitalization, the total ordinary shares increased by 718,750 Class B ordinary shares, for which the Sponsor now holds 4,312,500 Class B ordinary shares. All share and per share data have been retrospectively presented. On December 4, 2025, the Sponsor transferred an aggregate of 60,000 founder shares to the two independent directors of the Company (30,000 each), at their original purchase price per share, in exchange for their services as director through the Company’s initial Business Combination. The founder shares shall return to the Sponsor if the director is no longer serving the Company on or prior to the initial Business Combination.

The transfer of founder shares to the two independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 60,000 founder shares transferred to the two directors on December 4, 2025 was estimated to be de minimis and in line with the original purchase price per share, resulting in the Sponsor holding a total of 3,533,750 founder shares. On January 22, 2026, the Company effected a share capitalization with respect to the Class B ordinary shares resulting in the issue and allotment of 718,750 Class B ordinary shares to the Sponsor, resulting in the Sponsor holding a total of 4,252,500 founder shares, with up to 562,500 founder shares subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. The founder shares included an aggregate of up to 562,500 shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of founder shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares). On January 23, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 562,500 founder shares are no longer subject to forfeiture.

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

Administrative Support Agreement

The Company entered into an agreement, commencing January 23, 2026, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $6,458 per month for office space, utilities and secretarial, and administrative support services. For the three and six months ended June 30, 2026, the Company incurred $19,374 and $34,373, respectively, in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2026, the Company had no outstanding borrowings under the Working Capital Loans.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2026 and December 31, 2025, there were 497,500 and 0 Class A ordinary shares issued and outstanding, excluding 17,250,000 and 0 shares subject to possible redemption, respectively.

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2026 and December 31, 2025, there were 4,312,500 Class B ordinary shares issued and outstanding.

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

At June 30, 2026, assets held in the Trust Account were comprised of $174,889,508 in U.S. Treasury securities and $165,458 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2026, the Company did not withdraw interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at June 30, 2026 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
June 30, 2026	U.S. Treasury Securities (Matures on 09/17/2026)	1	$174,889,508	$17,722	$174,907,230

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$165,458	$—

NOTE 9 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker ("CODM"), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the accompanying unaudited condensed statements of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Investments held in Trust Account	$175,054,966	$—
Cash	$2,183,741	$25,000

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$152,792	$379,945
Interest earned on investment securities held in Trust Account	$1,486,840	$2,554,966

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

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an Initial Public Offering and eventually a Business Combination within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 10, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the closing of the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest and/or dividend income on cash and securities held in the trust account. We expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,334,048, which consisted of $152,792 general and administrative expense and $1,486,840 interest earned on investments held in the trust account.

For the six months ended June 30, 2026, we had a net income of $2,175,021, which consisted of $379,945 general and administrative expense and $2,554,966 interest earned on investments held in the trust account.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of June 30, 2026, we had $2,183,741 in cash and working capital of $2,170,355.

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

For the six months ended June 30, 2026, cash used in operating activities was $507,677. Net income of $2,175,021 was affected by interest earned on investments held in the Trust Account of $2,554,966. Changes in operating assets and liabilities used $127,732 of cash for operating activities.

As of June 30, 2026, we had investments held in the Trust Account of $175,054,966 (including $2,554,966 of interest income). We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $2,183,741. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX ACQUISITION CORP. III

Date: August 14, 2026	By:	/s/ Bihua Chen
	Name:	Bihua Chen
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Caleb Tripp
	Name:	Caleb Tripp
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)