Form 10-Q
period 2026-09-30
Helix Acquisition Corp. III
filed 2026-11-13
CIK 2099656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

N/A

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

As of November 13, there were 17,747,500 of the registrant’s Class A ordinary shares, $0.0001 par value and 4,312,500 of the registrant’s Class B ordinary shares, $0.0001 par value, issued and outstanding.

HELIX ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from September 10, 2025 (inception date) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026 and for the Period from September 10, 2025 (inception date) through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from September 10, 2025 (inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III. Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HELIX ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$2,142,301	$25,000
Due from related parties	3,913	—
Prepaid expenses	28,147	29,341
Short-term prepaid insurance	122,500	—
Total current assets	2,296,861	54,341
Deferred offering costs	—	252,996
Long-term prepaid insurance	37,540	—
Investments held in Trust Account	176,714,991	—
TOTAL ASSETS	$179,049,392	$307,337
Liabilities and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$75,000	$206,034
Accounts payable and accrued expenses	167,917	7,166
Promissory note – related party	—	120,619
Total current liabilities	242,917	333,819
Deferred underwriting fee payable	5,175,000	—
Total Liabilities	5,417,917	333,819

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 17,250,000 shares and 0 shares at redemption value of $10.24 and $0 per share at September 30, 2026 and December 31, 2025, respectively	176,714,991	—

Shareholders’ Deficit:

Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 497,500 and 0 shares issued and outstanding (excluding 17,250,000 and 0 shares subject to possible redemption) at September 30, 2026 and December 31, 2025, respectively	50	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding at September 30, 2026 and December 31, 2025	431	431 (1)
Additional paid-in capital	—	24,569
Accumulated deficit	(3,083,997)	(51,482)
Total Shareholders’ Deficit	(3,083,516)	(26,482)
Total Liabilities and Shareholders’ Deficit	$179,049,392	$307,337

(1)	Includes an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture by the holders depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On January 26, 2026, the Company consummated its Initial Public Offering and sold 17,250,000 Class A ordinary shares, including 2,250,000 Class A ordinary shares sold pursuant to the exercise of the underwriters’ option in full to purchase additional shares to cover the over-allotment; as a result, the 562,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

HELIX ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from September 10, 2025 (inception) through September 30, 2025
General and administrative expenses	$147,036	$526,981	$10,062
Loss from operations	(147,036)	(526,981)	(10,062)

Other income:
Interest earned on investment securities held in Trust Account	1,660,025	4,214,991	—
Net income (loss)	$1,512,989	$3,688,010	$(10,062)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,747,500	16,057,262	—
Basic and diluted net income per share, Class A ordinary shares	$0.07	$0.18	$—
			—
Basic weighted average shares outstanding, Class B ordinary shares (1)	4,312,500	4,258,929	—
Basic net income per share, Class B ordinary shares	$0.07	$0.18	$—
			—
Diluted weighted average shares outstanding, Class B ordinary shares (1)	4,312,500	4,312,500	—
Diluted net income per share, Class B ordinary shares	$0.07	$0.18	$—

(1)	Includes an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture by the holders depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On January 26, 2026, the Company consummated its Initial Public Offering and sold 17,250,000 Class A ordinary shares, including 2,250,000 Class A ordinary shares sold pursuant to the exercise of the underwriters’ option in full to purchase additional shares to cover the over-allotment; as a result, the 562,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

HELIX ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	4,312,500	$431	$24,569	$(51,482)	$(26,482)

Accretion for Class A ordinary shares subject to redemption	—	—	—	—	(4,982,559)	(3,573,660)	(8,556,219)

Sale of 497,500 Private Placement Shares	497,500	50	—	—	4,974,950	—	4,975,000

Allocated value of transaction costs to Class A shares	—	—	—	—	(16,960)	—	(16,960)

Net income	—	—	—	—	—	840,973	840,973
Balance – March 31, 2026 (unaudited)	497,500	50	4,312,500	431	—	(2,784,169)	(2,783,688)

Accretion for Class A ordinary shares subject to redemption	—	—	—	—	—	(1,486,840)	(1,486,840)

Net income	—	—	—	—	—	1,334,048	1,334,048
Balance – June 30, 2026 (unaudited)	497,500	50	4,312,500	431	—	(2,936,961)	(2,936,480)

Accretion for Class A ordinary shares subject to redemption	—	—	—	—	—	(1,660,025)	(1,660,025)

Net income	—	—	—	—	—	1,512,989	1,512,989
Balance – September 30, 2026 (unaudited)	497,500	$50	4,312,500	$431	$—	$(3,083,997)	$(3,083,516)

FOR THE PERIOD FROM SEPTEMBER 10, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance — September 10, 2025 (inception)	$—	$—	—	$—	$—	$—	$—

Net loss	—	—	—	—	—	(10,062)	(10,062)
Balance – September 30, 2025 (unaudited)	—	$—	—	$—	$—	$(10,062)	$(10,062)

(1)	As of December 31, 2025, an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture by the holders depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On January 26, 2026, the Company consummated its Initial Public Offering and sold 17,250,000 Class A ordinary shares, including 2,250,000 Class A ordinary shares sold pursuant to the exercise of the underwriters’ option in full to purchase additional shares to cover the over-allotment; as a result, the 562,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

HELIX ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Period from September 10, 2025 (inception) through September 30, 2025
Cash Flows from Operating Activities
Net income (loss)	$3,688,010	$(10,062)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment securities held in Trust Account	(4,214,991)	—
Changes in operating assets and liabilities:		—
Prepaid expenses	(17,157)	—
Short-term prepaid insurance	(122,500)	—
Long-term prepaid insurance	(37,540)	—
Accounts payable and accrued expenses	158,974	10,062
Due from related parties	(3,913)	—
Net cash used in operating activities	(549,117)	—

Cash Flows from Investing Activities
Investment of cash into Trust Account	(172,500,000)	—
Net cash used in investing activities	(172,500,000)	—

Cash Flows from Financing Activities
Proceeds from sale of Public Shares, net of underwriting discounts paid	170,775,000	—
Proceeds from sale of Private Placement Shares	4,975,000	—
Repayment of promissory note – related party	(128,912)	—
Payment of offering costs	(454,670)	—
Net cash provided by financing activities	175,166,418	—

Net Change in Cash	2,117,301	—
Cash – Beginning of period	25,000	—
Cash – End of period	$2,142,301	$—

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$325,413	$42,326
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000	$—
Offering costs paid by related party	$8,293	$—
Deferred underwriting fee payable	$5,175,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Helix Acquisition Corp. III (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 10, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). The Company will initially have 24 months from the closing of the initial public offering (the “Initial Public Offering”) to complete the initial Business Combination (the “Completion Window”).

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from September 10, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares in connection with the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (less taxes paid or payable), divided by the number of then issued and outstanding Public Shares, subject to certain limitations as described in the Company’s prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The Public Shares are to be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to the Class B ordinary shares, par value $0.0001 per share (the “founder shares”), Private Placement Shares and any Public Shares they may acquire during or after the Initial Public Offering in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines that it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to the founder shares, Private Placement Shares and any Public Shares they may acquire during or after the Initial Public Offering in connection with a shareholder vote to approve an amendment to the articles (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to the founder shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account with respect to any founder shares they hold; and (iv) vote any founder shares, Private Placement Shares held by them, and any Public Shares purchased during or after the Initial Public Offering (excluding Public Shares which may not be voted in favor of approving the Business Combination in accordance with the requirements of Rule 14e-5 under the Exchange Act and any Securities and Exchange Commission interpretations or guidance relating thereto) in favor of the initial Business Combination. The Company also agreed that it would not enter into a definitive agreement for an initial Business Combination without the prior consent of the Sponsor. If the Company submits the initial Business Combination to the public shareholders for a vote, the Company will complete the initial Business Combination only if it is approved by an ordinary resolution under Cayman Islands law, being the affirmative vote of at least a majority of the holders of the shares present in person or by proxy and entitled to vote thereon at a general meeting of the Company.

If the Company anticipates that it may be unable to consummate an initial Business Combination prior to the end of the Completion Window, the Company’s board of directors may determine to liquidate early, and provide written notice of the same to the Company’s shareholders, or the Company may seek shareholder approval to amend the articles to extend the date by which the Company must consummate its initial Business Combination. If the Company has not completed a Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay liquidation expenses), divided by the number of then issued and outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The Sponsor, officers, directors, and advisors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the founder shares they hold if the Company fails to complete a Business Combination within the Completion Window. However, if the Sponsor, officers, directors, and advisors or any of their respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Completion Window. The underwriters have agreed to waive their rights to its deferred underwriting commissions (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Window, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Public Share ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement in connection with an extension of the timeframe for the Company to consummate a Business Combination or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share, or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, less taxes payable, provided that this liability will not apply to any claims by a third party or target business which executed a waiver of any and all rights to seek access to the Trust Account (whether or not such waiver is enforceable) and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2025 filed with the SEC on March 31, 2026. The interim results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2026 had been satisfied through the loan under an unsecured promissory note (the “Note”) from the Sponsor of up to $300,000 (see Note 5). The Note was fully paid on January 27, 2026. Borrowings under the Note are no longer available. As of September 30, 2026, the Company had $2,142,301 in cash and working capital of $2,053,944.

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,142,301 and $25,000 in cash, respectively, and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounted to $176,714,991 and $0, respectively. As of September 30, 2026, $168,186 of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. treasury securities and $176,546,805 of the assets held in the Trust Account were held in U.S. Treasury Securities. Investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited condensed statements of operations. The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

SEPTEMBER 30, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Public Shares issuance costs	(7,488,093)
Plus:
Accretion of carrying value to redemption value	8,556,219
Class A ordinary shares subject to possible redemption, March 31, 2026	173,568,126
Plus:
Accretion of carrying value to redemption value	1,486,840
Class A ordinary shares subject to possible redemption, June 30, 2026	175,054,966
Plus:
Accretion of carrying value to redemption value	1,660,025
Class A ordinary shares subject to possible redemption, September 30, 2026	$176,714,991

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of the over-allotment option. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

During the review of the Company’s financial statements for the quarter ended September 30, 2026, management has identified an error in the calculation of Class A basic and diluted net income per ordinary share for the quarter ended March 31, 2026. Specifically, the 497,500 private placement shares sold simultaneously with the closing of the Initial Public Offering was excluded from the calculation of Class A basic and diluted weighted-average shares outstanding calculation as of the beginning of the reporting period.

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

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Accordingly, management concluded that the previously issued financial statements for the quarter ended March 31, 2026 were not materially misstated and that an amendment or restatement of the Company’s previously filed Form 10-Q is not required. The Company has corrected the misstatement in this Quarterly Report on Form 10-Q by including the 497,500 private placement shares in the calculation of Class A basic and diluted weighted-average shares outstanding and the related net income per ordinary share information presented herein.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from September 10, 2025 (inception) through September 30,
	2026		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income (loss)	$1,217,215	$295,774	$2,914,884	$773,126	$—	$(10,062)
Denominator:
Basic weighted average ordinary shares outstanding	17,747,500	4,312,500	16,057,262	4,258,929	—	—
Basic net income (loss) per ordinary share	$0.07	$0.07	$0.18	$0.18	$—	$(0.00)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from September 10, 2025 (inception) through September 30,
	2026		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income (loss)	$1,217,215	$295,774	$2,907,218	$780,792	$—	$(10,062)
Denominator:
Diluted weighted average ordinary shares outstanding	17,747,500	4,312,500	16,057,262	4,312,500	—	—
Diluted net income (loss) per ordinary share	$0.07	$0.07	$0.18	$0.18	$—	$(0.00)

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 497,500 Private Placement Shares to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds of $4,975,000. The Sponsor agreed, subject to limited exceptions, not to transfer, assign, or sell any of the Private Placement Shares until 30 days after the completion of the Company’s initial Business Combination.

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On November 20, 2025, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 4,312,500 Class B ordinary shares (the “founder shares”). On December 1, 2025, the Sponsor issued an irrevocable notice of surrender of 718,750 Class B ordinary shares to the Company for no consideration. On December 4, 2025, the Sponsor transferred an aggregate of 60,000 founder shares to the two independent directors of the Company (30,000 each), at their original purchase price per share, in exchange for their services as director through the Company’s initial Business Combination, resulting in the Sponsor holding a total of 3,533,750 founder shares. The founder shares transferred to the independent directors will return to the Sponsor if the director is no longer serving the Company on or prior to the initial Business Combination.

The transfer of founder shares to the two independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 60,000 founder shares transferred to the two directors on December 4, 2025 was estimated to be de minimis and in line with the original purchase price per share.

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

The Sponsor and each officer and director of the Company have agreed, subject to limited exceptions, not to transfer, assign or sell any of the founder shares until the earliest of (A) 180 days after the completion of a Business Combination and (B) subsequent to a Business Combination, the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Administrative Services and Indemnification Agreement

On January 22, 2026, the Company entered into an agreement, commencing January 23, 2026, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $6,458 per month for office space, utilities and secretarial, and administrative support services. For the three and nine months ended September 30, 2026, the Company incurred $19,374 and $53,747, respectively, in administrative services fees, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheets. For the period from September 10, 2025 (inception) through September 30, 2025, no fees were incurred for these services. The Company also agreed to provide indemnification to the Sponsor and its directors, officers, employees, principals, managers, partners, members, shareholders, equity holders, control persons, affiliates, agents, advisors, consultants and representatives from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business (including an initial business combination), or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates. The Sponsor has waived recourse to the Trust Account for claims arising out of or relating to this agreement.

Due from Related Parties

As of September 30, 2026 and December 31, 2025, the Company had a receivable from the Sponsor of $3,913 and $0, respectively, which is presented as due from related parties in the accompanying condensed balance sheets.

Promissory Note

On December 5, 2025, the Company and the Sponsor entered into a promissory note (the “Note”), whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering. This loan was non-interest bearing and payable on the earlier of June 30, 2026, or the date on which the Company consummates the Initial Public Offering. On January 26, 2026, the Company had borrowed a total of $128,912 under the Note which was fully paid on January 27, 2026. Borrowings under the Note are no longer available.

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of September 30, 2026, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The Sponsor and the Company’s independent directors entered into a registration rights agreement with the Company on January 22, 2026 (the “Registration Rights Agreement”), pursuant to which such holders have registration rights with respect to the founder shares, Private Placement Shares and any shares that may be issued upon conversion of Working Capital Loans, if any, any ordinary shares held by the initial shareholders at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, and any other equity securities held by such persons on or after the date of the initial Business Combination to the extent that such securities are restricted securities or are otherwise held by an affiliate of the Company (as such terms are defined in Rule 144 under the Securities Act). The holders of at least 15% of the then-outstanding registrable securities (as such term is defined in the Registration Rights Agreement) are entitled to make up to three demands in the aggregate, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Registration Rights Agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriters were entitled to a cash underwriting discount of $1,725,000 (1% of the gross proceeds of the Public Shares sold in the Initial Public Offering). Additionally, the underwriters are entitled to a deferred underwriting discount of 3.00% of the gross proceeds of the Initial Public Offering held in the Trust Account, $5,175,000 in the aggregate upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. At the Company’s sole and absolute discretion, up to $500,000 of this amount may be paid to third parties not participating in the Initial Public Offering that assist the Company in consummating its initial Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2026 and December 31, 2025, there were 497,500 and 0 Class A ordinary shares issued and outstanding, excluding 17,250,000 and 0 shares subject to possible redemption, respectively.

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2026 and December 31, 2025, there were 4,312,500 Class B ordinary shares issued and outstanding.

For so long as Class B ordinary shares are outstanding, only holders of Class B ordinary shares will have the right to (1) appoint and remove directors in any election held prior to or in connection with the completion of our initial business combination or (2) vote on any resolution of the shareholders to approve any transfer by way of continuation (including any resolution required to amend the articles or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands) prior to the consummation of our initial business combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares in connection with the consummation of a Business Combination or at any time and from time to time at the option of the holders thereof on a one-for-one basis subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like. If additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Company’s initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with a Business Combination, excluding Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in a Business Combination and any Private Placement Shares issued to the Sponsor or its affiliates upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one. The holders of a majority of the Class B ordinary shares then outstanding may waive the anti-dilution adjustment with respect to a particular issuance or deemed issuance.

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

At September 30, 2026, assets held in the Trust Account were comprised of $176,546,805 in U.S. Treasury securities and $168,186 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2026, the Company did not withdraw interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at September 30, 2026 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
September 30, 2026	U.S. Treasury Securities (Matures on 12/17/2026)	1	$176,546,805	$(30,444)	$176,516,361

HELIX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$168,186	$—

NOTE 9 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the accompanying unaudited condensed statements of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	September 30, 2026	December 31, 2025
Investments held in Trust Account	$176,714,991	$—
Cash	$2,142,301	$25,000

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from September 10, 2025 (inception) through September 30, 2025
General and administrative expenses	$147,036	$526,981	$10,062
Interest earned on investment securities held in Trust Account	$1,660,025	$4,214,991	$—

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” which are statements that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2026. The Company’s securities filings can be accessed on the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 10, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the closing of the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest and/or dividend income on cash and securities held in the trust account. We expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,512,989, which consisted of $147,036 general and administrative expense and $1,660,025 interest earned on investments held in the trust account.

For the nine months ended September 30, 2026, we had a net income of $3,688,010, which consisted of $526,981 general and administrative expense and $4,214,991 interest earned on investments held in the trust account.

For the period from September 10, 2025 (inception) through September 30, 2025, we had a net loss of $10,062, which consisted of $10,062 general and administrative expense.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of September 30, 2026, we had $2,142,301 in cash and working capital of $2,053,944.

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

For the nine months ended September 30, 2026, cash used in operating activities was $549,117. Net income of $3,688,010 was affected by interest earned on investments held in the Trust Account of $4,214,991. Changes in operating assets and liabilities used $22,136 of cash for operating activities.

For the period from September 10, 2025 (inception) through September 30, 2025, cash used in operating activities was $0. Net loss of $10,062 was affected by changes in operating assets and liabilities provided $10,062 of cash for operating activities.

As of September 30, 2026, we had investments held in the Trust Account of $176,714,991 (including $4,214,991 of interest income). We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $2,142,301. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a total of $6,458 per month for office space, utilities and secretarial, and administrative support services and our indemnity obligations to the Sponsor pursuant to the Administrative Services and Indemnification Agreement, and our obligations under the Registration Rights Agreement, as described in Notes 5 and 6 to the condensed financial statements.

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

The underwriters were entitled to a cash underwriting discount of $1,725,000 (1% of the gross proceeds of the public shares sold in the Initial Public Offering). Additionally, the underwriters are entitled to a deferred underwriting discount of 3% of the gross proceeds of the Initial Public Offering held in the trust account, $5,175,000 in the aggregate upon the completion of the Company’s initial business combination subject to the terms of the underwriting agreement. At the Company’s sole and absolute discretion, up to $500,000 of this amount may be paid to third parties not participating in the Initial Public Offering that assist the Company in consummating its initial business combination. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 31, 2026. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On November 20, 2025, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 4,312,500 founder shares. On December 1, 2025, the Sponsor surrendered 718,750 Class B ordinary shares to the Company for no consideration. On December 4, 2025, the Sponsor transferred an aggregate of 60,000 founder shares to the two independent directors of the Company (30,000 each), at their original purchase price per share, in exchange for their services as director through the Company’s initial Business Combination. On January 22, 2026, the Company effected a share capitalization with respect to the Class B ordinary shares resulting in the issue and allotment of 718,750 Class B ordinary shares to the Sponsor, resulting in the Sponsor holding a total of 4,252,500 founder shares, with up to 562,500 founder shares subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On January 23, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 562,500 founder shares are no longer subject to forfeiture.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 497,500 Private Placement Shares, to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds of $4,975,000.

The sales of the above securities by the Company were exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”) as transactions by an issuer not involving a public offering. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On January 26, 2026, the Company consummated the Initial Public Offering of 17,250,000 Class A Ordinary Shares, which includes the full exercise by the underwriters of their over-allotment option of 2,250,000 Class A Ordinary Shares, at $10.00 per Public Share, generating gross proceeds of $172,500,000. The securities sold in the initial public offering were registered under the Securities Act on registration statement on Form S-1 (File No. 333-291993). The SEC declared the registration statement effective on January 22, 2026. Leerink Partners and Oppenheimer & Co. served as the joint bookrunning managers for the Initial Public Offering.

Of the gross proceeds received from the initial public offering and the proceeds of the sale of the Private Placement Shares, an aggregate of $172,500,000 was placed in the trust account.

The Company incurred total transaction costs of $7,505,053, consisting of $1,725,000 of cash underwriting fee, $5,175,000 of deferred underwriting fee, and $605,053 of other offering costs.

There has been no material change in the planned use of proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus for its Initial Public Offering.

As of September 30, 2026, after giving effect to our Initial Public Offering and our operations subsequent thereto, approximately $176,714,991 was held in the Trust Account and we had approximately $2,142,301 in cash and working capital of $2,053,944 available to us for our activities in connection with identifying and consummating an initial Business Combination and for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

10b5-1 Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

HELIX ACQUISITION CORP. III

Date: November 13, 2026	By:	/s/ Bihua Chen
	Name:	Bihua Chen
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Caleb Tripp
	Name:	Caleb Tripp
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)